Form 10-K
period 2008-12-31
Banc of America Commercial Mortgage Inc., Series 2007-5
filed 2009-03-27
CIK 1420805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer","accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.
Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governances.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
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

The Report on Assessment of Compliance with Servicing Criteria for 2008 prepared by Bank of America, National Association (“Bank of America”), as successor by merger to LaSalle Bank National Association, and attached to this Report on Form 10-K describes in Appendix B thereto the following material instance of noncompliance related to investor reporting:

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

The conclusion that the investor reporting errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.  Appropriate measures have been taken to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the investor reporting errors, we do not believe the errors had any material impact or effect on pool asset performance, servicing of the pool assets or payments.

The Report on Assessment of compliance with Servicing Criteria for 2008 prepared by Wells Fargo Bank, N.A., as Master Servicer in regards to the Sawgrass Mills Split Mortgage Loan and attached to this Report on Form 10-K describes the following material instance of noncompliance relating to servicing criterion 1122(d)(4)(i):

With respect to certain commercial mortgage loans, the Company either (i) made disbursements to the applicable obligor from reserve accounts that the obligor had no right to receive under the pool asset documents or (ii) allocated monthly cash flow from the mortgaged property among reserve accounts in an order that differed from that provided in the applicable pool asset documents.  These actions resulted in shortfalls in certain reserve accounts.

Management’s Discussion and Remediation Actions:
With respect to a cross-collateralized group of these commercial mortgage loans, the Company’s actions were due in part to an error in the mortgage loan documents, and with respect to another one of these commercial mortgage loans, the Company’s actions followed the practices of the interim servicer.

The Company has tightened its procedures for managing reserve accounts in order to reduce the possibility of similar occurrences in the future.

Item 1123 of Regulation AB. Servicer Compliance Statement
The servicer compliance statements and attached here to under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)

Exhibit Number	Description
4
Pooling and Servicing Agreement, dated December 1, 2007, incorporated by reference from Exhibit 4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008

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
33(d)
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee and as Trustee in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

33(e)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator and as Trustee in regards to Sawgrass Mills Split Mortgage Loan

33(f)
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Custodian and as a Custodian in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Master Servicer in regards to Sawgrass Mills Split Mortgage Loan
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, J.E. Robert Company, Inc., as Special Servicer in regards to Sawgrass Mills Split Mortgage Loan
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
34(d)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee and as Trustee in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

34(e)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator and as Trustee in regards to Sawgrass Mills Split Mortgage Loan

34(f)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Custodian and as a Custodian in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Master Servicer in regards to Sawgrass Mills Split Mortgage Loan
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, J.E. Robert Company, Inc., as Special Servicer in regards to Sawgrass Mills Split Mortgage Loan
35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)	Servicer compliance statement, Midland Loan Services, Inc., as a Primary Servicer
35(c)	Servicer compliance statement, Centerline Servicing Inc., as Special Servicer
35(d)	Servicer compliance statement, Wells Fargo Bank, N.A., as Trustee
35(e)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator
35(f)
Servicer compliance statement, Bank of America, National Association, as Master Servicer in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

99.1
Mortgage Loan Purchase and Sale Agreement dated as of December 1, 2007, incorporated by reference from Exhibit 99.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008

(b) Not applicable.
(c) Not applicable.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Commercial Mortgage Inc.

Date: March 27, 2009	/s/ Peter Cookson
By: Peter Cookson
Title: Senior Vice President, Senior Officer in Charge of Securitization

EXHIBIT INDEX

Exhibit Number	Description
4
Pooling and Servicing Agreement, dated December 1, 2007, incorporated by reference from Exhibit 4 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008

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
33(d)
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee and as Trustee in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

33(e)
Report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator and as Trustee in regards to Sawgrass Mills Split Mortgage Loan

33(f)
Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Custodian and as a Custodian in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

33(g)	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Master Servicer in regards to Sawgrass Mills Split Mortgage Loan
33(h)	Report on assessment of compliance with servicing criteria for asset-backed securities, J.E. Robert Company, Inc., as Special Servicer in regards to Sawgrass Mills Split Mortgage Loan
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
34(d)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A., as Trustee and as Trustee in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

34(e)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator and as Trustee in regards to Sawgrass Mills Split Mortgage Loan

34(f)
Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Custodian and as a Custodian in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

34(g)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, N.A. as Master Servicer in regards to Sawgrass Mills Split Mortgage Loan
34(h)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, J.E. Robert Company, Inc., as Special Servicer in regards to Sawgrass Mills Split Mortgage Loan
35(a)	Servicer compliance statement, Bank of America, National Association, as Master Servicer
35(b)	Servicer compliance statement, Midland Loan Services, Inc., as a Primary Servicer
35(c)	Servicer compliance statement, Centerline Servicing Inc., as Special Servicer
35(d)	Servicer compliance statement, Wells Fargo Bank, N.A., as Trustee
35(e)	Servicer compliance statement, Bank of America, National Association as successor by merger to LaSalle Bank National Association, as Certificate Administrator and REMIC Administrator
35(f)
Servicer compliance statement, Bank of America, National Association, as Master Servicer in regards to the Arundel Mills Pari Passu Loan, the CVS Portfolio Louisiana Loan, the CVS Portfolio Texas Loan and the CVS-Gulfport Loan

99.1
Mortgage Loan Purchase and Sale Agreement dated as of December 1, 2007, incorporated by reference from Exhibit 99.1 of the issuing entity’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2008